Form 10-K
period 2005-12-31
CWHEQ Revolving Home Equity Loan Asset Backed Notes, Series 2005-F
filed 2006-03-27
CIK 1340194

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 2005
                                      -----------------

                                      or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                     Commission file number: 333-126790-03
                                             -------------

                CWHEQ Revolving Home Equity Loan Trust 2005-F,
         Revolving Home Equity Loan Asset Backed Notes, Series 2005-F
         ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                               87-0698310
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

c/o      Countrywide Home Loans, Inc.
         4500 Park Granada
         Calabasas, California                                91302
----------------------------------------          --------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (818) 225-3000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     * * *


     This Annual Report on Form 10-K (the "Report") is filed with respect to the CWHEQ Revolving Home Equity Loan Trust, Series 2005-F (the "Trust"), a statutory trust formed under the laws of the State of Delaware pursuant to the trust agreement dated as of September 23, 2005 (the "Trust Agreement") between CWHEQ, Inc., as depositor (the "Company"), and Wilmington Trust Company, as owner trustee (the "Owner Trustee"), for the issuance of CWHEQ Revolving Home Equity Loan Asset Backed Notes, Series 2005-F (the "Notes"), issued pursuant to an Indenture, dated September 29, 2005 (the "Indenture"), among the Trust, JPMorgan Chase Bank, N.A., as indenture trustee (the "Trustee") and Wells Fargo Bank, N.A., as co-trustee (the "Co-Trustee"). The assets of the Trust are comprised of assets sold to the Trust pursuant to a sale and servicing agreement, dated September 29, 2005 (the "Sale and Servicing Agreement") among the Company, as depositor, Countrywide Home Loans, Inc., as sponsor and master servicer (the "Master Servicer"), the Trust and the Trustee, as indenture trustee. Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, in particular, the relief granted in CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

                                    PART I


Item 1.           Business.

                  Not applicable.  See the Relief Letters.

Item 1A.          Risk Factors.

                  Not applicable.

Item 1B.          Unresolved Staff Comments.

                  None.

Item 2.           Properties.

                  Not applicable.  See the Relief Letters.

Item 3.           Legal Proceedings.

                  There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Trustee, the Co-Trustee, the Owner Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report other than ordinary routine litigation incidental to the duties of the Trust, the Trustee, the Co-Trustee, the Owner Trustee, the Master Servicer or the Company, nor is the Company aware of any such proceedings contemplated by governmental authorities.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter was submitted to a vote of Noteholders, and no Noteholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                  (a) Item 201 of Regulation S-K:

                    i. Market Information. There is no established public trading market for the Notes.

                    ii. Holders. As of December 31, 2005 there were less than 300 holders of record of the Notes.

                    iii. Dividends. Not applicable. See the Relief Letters.
                         (Information as to distributions to Noteholders is provided in the Registrant's monthly filings on Form 8-K.)

                    iv. Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.

                       Item 701 of Regulation S-K.  Not applicable.

                  (b) Rule 463 of the Securities Act of 1933. Not applicable.

                  (c) Item 703 of Regulation S-K. Not applicable as the Registrant has no class of equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

Item 6.           Selected Financial Data.

                  Not applicable.  See the Relief Letters.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not applicable.  See the Relief Letters.

Item 7A           Quantitative and Qualitative Disclosures about Market Risk.

                  Not applicable.

Item 8.           Financial Statements and Supplementary Data.

                  Not applicable.  See the Relief Letters.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

Item 9A.          Controls and Procedures.

                  Not applicable.


Item 9B.          Other Information.

                  None.

                                   PART III


Item 10.          Directors and Executive Officers of the Registrant.

                  Not applicable.  See the Relief Letters.

Item 11.          Executive Compensation.

                  Not applicable.  See the Relief Letters.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

                  Information required by Item 201(d) of Regulation S-K: Not applicable.

                  Information required by Item 403 of Regulation S-K:

                  (a) Not applicable. See the Relief Letters.

                  (b) Not applicable. See the Relief Letters.

                  (c) Not applicable. See the Relief Letters.

Item 13.          Certain Relationships and Related Transactions.

                  Not applicable.  See the Relief Letters.

Item 14.          Principal Accounting Fees and Services.

                  Not applicable.

                                    PART IV


Item 15.          Exhibits and Financial Statement Schedules.

                  (a)      (1)   Pursuant to the Sale and Servicing Agreement,
                                 the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Sale and Servicing Agreement and certain other matters (the "Annual
                                 Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Sale and Servicing Agreement (the "Annual
                                 Report of the Firm of Accountants").  The
                                 Annual Statement of the Master Servicer is attached as Exhibit 99.1 to this Report. The
                                 Annual Report of the Firm of Accountants is attached as Exhibit 99.2 to this Report. See
                                 Relief Letters.

                           (2)  Not applicable.

                           (3)  The required exhibits are as follows:

                                    o  Exhibit 3(i): Copy of Company's
                                       Certificate of Incorporation (Filed
                                       as an Exhibit to Registration
                                       Statement on Form S-3 (File No.
                                       333-121378)).

                                    o  Exhibit 3(ii): Copy of Company's
                                       By-laws (Filed as an Exhibit to
                                       Registration Statement on Form S-3
                                       (File No. 333-121378)).

                                    o  Exhibit 4(i): Sale and Servicing
                                       Agreement (Filed as part of the
                                       Registrant's Current Report on Form
                                       8-K filed on October 12, 2005).

                                    o  Exhibit 4(ii): Indenture (Filed as
                                       part of the Registrant's Current
                                       Report on Form 8-K filed on October
                                       12, 2005).

                                    o  Exhibit 31:  Rule 15d-14(a)
                                       Certification.

                                    o  Exhibit 99.1:  Annual Statement of the
                                       Master Servicer.

                                    o  Exhibit 99.2:  Annual Report of the
                                       Firm of Accountants.

                                    o  Exhibit 99.3:  Audited Financial
                                       Statements of Ambac Financial Group,
                                       Inc. and subsidiaries.

                                    o  Exhibit 99.5: Trust Agreement (Filed
                                       as part of the Registrant's Current
                                       Report on Form 8-K filed on October
                                       12, 2005).

                  (b) See subparagraph (a)(3) above.

                  (c) Not applicable. See the Relief Letters.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CWHEQ, INC., REVOLVING HOME EQUITY LOAN TRUST, SERIES 2005-F, REVOLVING HOME EQUITY LOAN ASSET BACKED NOTES, SERIES 2005-F

                                By:   Countrywide Home Loans, Inc.,
                                      as Master Servicer*




                                By:   /s/ Craig Baingo
                                      -------------------
                                      Name:  Craig Baingo
                                      Title: Executive Vice President, Finance

                                Date:  March 24, 2006









------------------------

* This Report is being filed by the Master Servicer on behalf of the Trust. The Trust does not have any officers or directors.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been, or will be, sent to Noteholders. See the Relief Letters.

                                 EXHIBIT INDEX



Exhibit           Document
-------           --------


3(i) Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-121378))*

3(ii) Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-121378))*

4(i) Sale and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on October 12, 2005)*

4(ii) Indenture (Filed as part of the Company's Current Report on Form 8-K filed on October 12, 2005)*

31                Rule 15d-14(a) Certification

99.1              Annual Statement of the Master Servicer

99.2              Annual Report of the Firm of Accountants

99.3 Audited financial statements for the year ended December 31, 2005 for Ambac Financial Group, Inc. and subsidiaries**

99.5              Trust Agreement (Filed as part of the Registrant's Current
                 Report on Form 8-K filed on October 12, 2005)*






---------------------------

*        Incorporated herein by reference.
** Incorporation by reference to the consolidated financial statements of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, which report appears in the Annual Report on Form 10-K of Ambac Financial Group, Inc., which was filed with the Securities and Exchange Commission on March 13, 2006 (Securities and Exchange Commission File No. 001-10777).